Form 10-K405
period 1997-12-31
FIRST SECURITY AUTO GRANTOR TRUST 1997-A
filed 1998-03-30
CIK 1029030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 1997
Commission File Number                                               333-18089

                    FIRST SECURITY AUTO GRANTOR TRUST 1997-A
             (Exact name of Registrant as specified in its charter)
State of incorporation                                                    Utah
I.R.S. Employer Identification No.                                  84-6309736
Address of principal executive offices           79 South Main, P.O. Box 30006
                                                          Salt Lake City, Utah
Zip Code                                                            84130-0006
Registrant's telephone number, including area code              (801) 246-5891

   Securities registered pursuant to section 12(b) of the Act:
      None.
   Securities registered pursuant to Section 12(g) of the Act:
      None.
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]
   The registrant is a trust with no voting securities outstanding.

   This Annual Report on Form 10-K is filed by First Security Bank, N.A. (the
Bank) on behalf of the First Security Auto Grantor Trust 1997-A (the Trust) pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission contained in a letter dated March 21, 1989 and made orally to the Bank's counsel in response to the Bank's requests for exemptive relief from such reporting requirements.

Part I
 1. Business
   The Trust has as its only assets a pool of motor vehicle instalment sales contracts and instalment loans (the loan pool) originated by the Bank. At the origination date of the Trust, the loan pool totaled $300,071,473.85.
   Interests in the Trust are divided into: Class A Certificates, which constituted 95.5% of the total loan pool at origination; and Class B Certificates, which constituted 4.5%.
 2. Properties
   The Trust was created pursuant to a Pooling and Servicing Agreement (the Agreement) dated March 25, 1997, among the Bank and Bankers Trust Company (the Trustee). The Trust is the owner of receivables and related motor vehicle collateral generated in connection with credit extensions to purchasers of such motor vehicles, primarily passenger cars and light trucks.
   The following table describes the current property of the Trust, and is a summary of the monthly reports filed previously on Form 8-K during 1997.

First Security Auto Grantor Trust 1997-A
Annual Summary of Monthly Statements for Class A and Class B Certificate Holders Pursuant to Section 4.7 of the Agreement
Servicer: First Security Bank, N.A.
February 26, 1997 Thru December 25,1997
(i)  Principal Distribution                                                                     118,921,876.34
          Class A Amount                                                                        113,570,487.42
          Class B Amount                                                                          5,351,388.92
(ii)  Interest Distribution                                                                      12,746,442.95
          Class A Amount                                                                         12,155,497.54
          Class B Amount                                                                            590,945.41
(iii)  Yield Supplement Amount                                                                       18,278.72
(iv)  Basic Servicing Fee                                                                         2,020,358.73
(v)  Class A Certificate Balance (end of Collection Period)                                     172,997,996.22
     Class A Pool Factor (end of Collection Period)                                                  0.6036882
     Class B Certificate Balance (end of Collection Period)                                       8,151,601.29
     Class B Pool Factor (end of Collection Period)                                                  0.6036882
(vi)  Total Pool Balance (end of Collection Period)                                             181,149,597.51
(vii)  Realized Losses                                                                              734,723.40
(viii) (x) Excess of Class A Certificate Balance over Pool Balance                                        0.00
       (y) Excess of Class B Certificate Balance over amount by which Pool Balance exceeds                0.00
              Class A Certificate Balance
(ix)  Reserve Account Balance after Giving Effect to Payments Made on Distribution Date           8,151,731.89
(x)  Aggregate Purchase Amount of Receivables Repurchased by Sellers or purchased by Servicer        96,630.04

   As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Certificate Holders during 1997 were all paid in full and on time.
   The following table shows the credit quality of the Trust's portfolio of receivables in terms of delinquency and aggregate net loss data including:
the number of such contracts and their percentage of the total loan pool; and the amount of such contracts and their percentage of the total loan pool.

As of December 31, 1997:                  Contracts               Amounts
Type                                       #       %                   $       %
-----------------------------     ----------  ------     ---------------  ------
(i)   30-59 Days Delinquent              226   1.00%       $2,028,055.85   1.12%
(ii)  60-89 Days Delinquent               42   0.19%          394,327.48   0.22%
(iii) 90 Days And Over Delinquent         34   0.15%          356,576.50   0.19%
Aggregate Net Losses                     133               $  734,723.40

 3. Legal Proceedings
   There were no material legal proceedings pending at December 31, 1997 that would have a materially adverse effect on the Trust, the Bank, the Trustee, or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Certificates of the Trust.
 4. Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of Certificate Holders in 1997.

Part II
 5. Market for Registrant's Common Equity and Related Security Holder Matters The holder of record of all the Certificates as of December 31, 1997, was
Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations. The Certificates are not listed on any exchange.
 6. Selected Financial Data
   Omitted Per No-Action Letter dated March 21, 1989.
 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
   Omitted per No-Action Letter dated March 21, 1989.
 8. Financial Statements and Supplementary Data
   Omitted per No-Action Letter dated March 21, 1989.
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
   None.

Part III
10. Directors and Executive Officers
   Omitted per No-Action Letter dated March 21, 1989.
11. Executive Compensation
   Omitted per No-Action Letter dated March 21, 1989.
12. Security Ownership of Certain Beneficial Owners and Management
   (a) The holder of record of all of the Certificates as of December 31, 1997, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations.
   (b) and (c) Because the Trust does not have any directors or officers, and since the usual meaning of control is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.
13. Certain Relationships and Related Transactions
   There have been no transactions during 1997 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.
   During 1997, the Bank received a total of $2,020,358.73 in compensation for servicing the Trust portfolio. For its services to the Trust, the Trustee receives $5,000.00 for the first full year and $4,000.00 each year thereafter.

Part IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
   (a) Exhibit Index
      4.1, Pooling and Servicing Agreement (Ex. 4 to the Trust's Registration
        Statement on Form S-1, Reg. No. 333-18089, incorporated by reference.) 4.2, Yield Supplement Agreement (Ex. 4 to the Trust's Registration
        Statement on Form S-1, Reg. No. 333-18089, incorporated by reference.) 99, Officer's Certificate
   (b) Financial Statement Schedules and Reports on Form 8-K
      In lieu of audited financial statements, the Registrant issues a monthly Statement to Certificate Holders report containing aggregate financial data for each month that the Trust was in operation. These are reported on Form 8-K. These reports are not audited.

Signatures
   Because the Trust has no directors or individual trustees, and because the Bank is merely the originator and servicer of the Trust, the Annual Report on Form 10-K will not be signed by a majority of the directors of the Bank or by any individuals other than an authorized officer of the Bank.

SIGNATURES

FIRST SECURITY AUTO GRANTOR TRUST 1997-A
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed for and on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY AUTO GRANTOR TRUST 1997-A

By
FIRST SECURITY BANK, N.A.
(Seller and Servicer)


[SIGNED]                                                  March 30, 1998
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President and Chief Financial Officer
Finance and Capital Markets
First Security Corporation
(Authorized Officer)

Exhibit 99
OFFICER'S CERTIFICATE

FIRST SECURITY CORPORATION
SCOTT C. ULBRICH
Executive Vice President and Chief Financial Officer
Finance and Capital Markets

Vincent Lau
Assistant Treasurer
Bankers Trust Company
Corporate Trust & Agency Group
Four Albany Street, 10th Floor
New York, New York 10006

Dear Mr. Lau:

   This letter serves as the Officer's Certificate according to Section 3.10 of the Pooling and Servicing Agreement dated March 25, 1997 for the First Security Auto Grantor Trust 1997-A.
   In accordance with Section 3.10:
   (i) a review of the activities First Security Bank, N.A. (the Bank) with respect to its servicing for the period of January 1, 1997 through December 31, 1997 and the performance of its obligations under this Agreement has been made under such officer's supervision; and
   (ii) to the best of such officer's knowledge, based on such review, the Bank has fulfilled all of its obligations under this Agreement throughout this period, and there are no known defaults of the Bank under the Pooling and Servicing Agreement.
   Please contact us if you have any questions.

Sincerely,


[SIGNED]                                                  March 30, 1998
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President and Chief Financial Officer
Finance and Capital Markets
First Security Corporation
(Authorized Officer)